Form 10-Q
period 2016-05-31
Gabbit Corp.
filed 2016-08-03
CIK 1657564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-210573

GABBIT CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1790061 IRS Employer Identification Number	7990 Primary Standard Industrial Classification Code Number

Gymnasiumstrasse 19-21,

Vienna, Austria 1180

Tel.  +43-720-816-770

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [] NO [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 as of August 3, 2016.

GABBIT CORP. BALANCE SHEETS
	MAY 31, 2016 (Unaudited)	FEBRUARY 29, 2016 (Audited)
ASSETS
Current Assets
Cash	$ 7,047	$ 9,493
Total Current assets	7,047	9,493

Non- Current assets	1,833	2,000
Computer	1,833	2,000
Total Non-Current Assets
Total Assets	$ 8,880	$ 11,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 942	$ 942
Deferred Revenue	0	2,500
Total current liabilities	942	3,442
Total Liabilities	942	3,442

Stockholders’ Equity
	Common stock, $0.001 par value, 75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in-capital		-
Deficit	(1,062)	(949)
Total Stockholders’ Equity	7,938	8,051

Total Liabilities and Stockholders’ Equity	$ 8,880	$ 11,493

The accompanying notes are an integral part of these financial statements.

GABBIT CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
Three months ended May 31, 2016

Revenue	$ 5,000

Operating expenses
General and administrative expenses	5,113
Net loss from operations	(113)
Loss before taxes	(113)

Provision for taxes	-

Net loss	$ (113)

Loss per common share: Basic and Diluted	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,000,000

The accompanying notes are an integral part of these financial statements.

GABBIT CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended May 31, 2016
Operating Activities
Net loss	$ (113)
Deferred Revenue	(2,500)
Amortization	167
Net cash used in operating activities	(2,446)

Investing Activities
Computer	$ -
Net cash used in investing activities	-

Financing Activities
Proceeds from sale of common stock	-
Proceeds from loan from shareholder	-
Net cash provided by financing activities	-

Net increase in cash and equivalents	(2,446)
Cash and equivalents at beginning of the period	9,493
Cash and equivalents at end of the period	$ 7,047
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

GABBIT CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED MAY 31,2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

GABBIT CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 16, 2015.

The Company intends to commence operations in the business of providing individual and group extremal tour to Austrian Alps.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The Company has adopted February 29 fiscal year end.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (August 16, 2015) resulting in an accumulated deficit of $1,062 as of May 31, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2016 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period from inception (August 16, 2015) to May 31, 2016.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-Based Compensation

As of May 31, 2016, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Subsequent Events

The Company has evaluated all transactions from May 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since August 16, 2015 (inception) through May 31, 2016, the Company’s sole officer and director loaned the Company $942 to pay for incorporation costs and operating expenses.  As of May 31, 2016, the amount outstanding was $942. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of May 31, 2016 the Company had net operating loss carry forwards of $1, 062 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We intend to provide group leisure tours in the Austrian Alps with extreme activities aimed at general public. We seek to plan the tours in such a way, that they might be experienced by an experienced tourist, as well as an average person. The key objectives that we plan to pursue are as follows: quality and diversity of the activities, safety of our customers.

We plan to target general worldwide public to promote tourism in the mentioned area. We choose this mountain area proceeding from our own touristic experience in this region.

Our principal office address is located at Gymnasiumstrasse 19-21, Vienna, Austria 1180. Our telephone number is +43-720-816-770. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have generated $5,000 in revenues as of today. We were incorporated in Nevada on August 16, 2015. On February 20, 2016 we signed the Agreement with EcoFur&Ris, LLC.

RESULTS OF OPERATION

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED MAY 31, 2016

REVENUE

During the three month period ended May 31, 2016 we have generated $5,000 revenue.

OPERATING EXPENSES

During the three month period ended May 31, 2016, we incurred general and administrative expenses of $5,113.  General and administrative expenses incurred during the three month period ended May 31, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended May 31, 2016 was $113 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MAY 31, 2016

As of May 31, 2016, our total assets were $8,880 compared to $11,493 in total assets at February 29, 2016. Total assets as of May 31, 2016 comprised cash of $7,047 and $1,833 in net fixed assets while as at February 29, 2016 total assets comprised cash of $9,493 and fixed assets of $2,000. As of May 31, 2016, our current liabilities were $942, comprising of $942 a loan from shareholder.  As of February 29, 2016, our current liabilities were $2,942 comprising of $942 a loan form shareholder and $2,500 deferred revenue.

Stockholders’ equity was $8,051 as of February 29, 2016 compared to Stockholders’ equity of $7,938 as of May 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2016, net cash flows used in operating activities were $2,446 consisting of a net loss of $113, reduced for cash flow purposes by non-cash depreciation expense of $167 and decrease in deferred revenue of $2,500.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended May 31, 2016, we have not provided any cash flows by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three month period ended May 31, 2016, we have not provided any cash flows by financing activities.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of May 31, 2016, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our February 29, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered equity securities was completed during the three and three months ended May 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued of outstanding during the three and three months ended May 31, 2016.

ITEM 4. MINE SAFETY DISLOSURES

No applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABBIT CORP.
Dated: August 3, 2016	By: /s/ Vladimir Karelin
Vladimir Karelin President and Chief Executive Officer and Chief Financial Officer