Form 10-Q
period 2016-08-31
Gabbit Corp.
filed 2016-09-28
CIK 1657564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-210573

GABBIT CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1790061 IRS Employer Identification Number	7990 Primary Standard Industrial Classification Code Number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,180,000 as of September 28, 2016.

GABBIT CORP. BALANCE SHEETS
	AUGUST 31, 2016 (Unaudited)	FEBRUARY 29, 2016 (Audited)
ASSETS
Current Assets
Cash	$ 7,543	$ 9,493
Total Current assets	7,543	9,493

Non- Current assets	1,666	2,000
Computer	1,666	2,000
Total Non-Current Assets
Total Assets	$ 9,209	$ 11,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 942	$ 942
Deferred Revenue	0	2,500
Total current liabilities	942	3,442
Total Liabilities	942	3,442

Stockholders’ Equity
	Common stock, $0.001 par value, 75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,180	9,000
Additional paid-in-capital	1,620	-
Deficit	(2,533)	(949)
Total Stockholders’ Equity	8,267	8,051

Total Liabilities and Stockholders’ Equity	$ 9,209	$ 11,493

The accompanying notes are an integral part of these financial statements.

GABBIT CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended August 31, 2016	Six months ended August 31, 2016	For the Period From Inception (August 16, 2015) to August 31, 2015

Revenue	$ -	$ 5,000	$ -

Operating expenses
General and administrative expenses	1,471	6,584	192
Net loss from operations	(1,471)	(1,584)	(192)
Loss before taxes	(1,471)	(1,584)	(192)

Provision for taxes	-	-	-

Net loss	$ (1,471)	$ (1,584)	$ (192)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,041,304	9,020,652	-

The accompanying notes are an integral part of these financial statements.

GABBIT CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended August 31, 2016	For the Period From Inception (August 16, 2015) to August 31, 2015
Operating Activities
Net loss	$ (1,584)	$ (192)
Deferred Revenue	(2,500)	-
Amortization	334	-
Net cash used in operating activities	(3,750)	(192)

Investing Activities
Computer	$ -	$ -
Net cash used in investing activities	-	-

Financing Activities
Proceeds from sale of common stock	1,800	-
Proceeds from loan from shareholder	-	192
Net cash provided by financing activities	1,800	192

Net increase in cash and equivalents	(1,950)	-
Cash and equivalents at beginning of the period	9,493	-
Cash and equivalents at end of the period	7,543	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GABBIT CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED AUGUST 31,2016

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (August 16, 2015) resulting in an accumulated deficit of $2,533 as of August 31, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2016 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period from inception (August 16, 2015) to August 31, 2016.

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

Stock-Based Compensation

As of August 31, 2016, the Company has not issued any stock-based payments to its employees.

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

Subsequent Events

The Company has evaluated all transactions from August 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

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

Since August 16, 2015 (inception) through August 31, 2016, the Company’s sole officer and director loaned the Company $942 to pay for incorporation costs and operating expenses.  As of August 31, 2016, the amount outstanding was $942. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of August 31, 2016 the Company had net operating loss carry forwards of $2,533 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2016

OPERATING EXPENSES

During the three month period ended August 31, 2016, we incurred general and administrative expenses of $1,471.  General and administrative expenses incurred during the three month period ended August 31, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended August 31, 2016 was $1,471 due to the factors discussed above.

SIX MONTH PERIOD ENDED AUGUST 31, 2016

REVENUE

During the six month period ended August 31, 2016 we have generated $5,000 revenue.

OPERATING EXPENSES

During the six month period ended August 31, 2016, we incurred general and administrative expenses of $6,584.  General and administrative expenses incurred during the six month period ended August 31, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the six month period ended August 31, 2016 was $1,584 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED AUGUST 31, 2016

As of August 31, 2016, our total assets were $9,209 compared to $11,493 in total assets at February 29, 2016. Total assets as of August 31, 2016 comprised cash of $7,543 and $1,666 in net fixed assets while as at February 29, 2016 total assets comprised cash of $9,493 and fixed assets of $2,000. As of August 31, 2016, our current liabilities were $942, comprising of $942 a loan from shareholder.  As of February 29, 2016, our current liabilities were $2,942 comprising of $942 a loan form shareholder and $2,500 deferred revenue.

Stockholders’ equity was $8,051 as of February 29, 2016 compared to Stockholders’ equity of $8,267 as of August 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2016, net cash flows used in operating activities were $3,750 consisting of a net loss of $1,584, reduced for cash flow purposes by non-cash depreciation expense of $334 and decrease in deferred revenue of $2,500.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six month period ended August 31, 2016, we have not provided any cash flows by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six month period ended August 31, 2016, net cash provided from financing activities was $1,800 received from sale of common stock issued for cash.

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

MATERIAL COMMITMENTS

As of August 31, 2016, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered equity securities was completed during the three and three months ended August 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued of outstanding during the three and three months ended August 31, 2016.

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

GABBIT CORP.
Dated: September 28, 2016	By: /s/ Vladimir Karelin
Vladimir Karelin President and Chief Executive Officer and Chief Financial Officer