Form 10-Q
period 2016-11-30
Gabbit Corp.
filed 2016-12-28
CIK 1657564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-210573

GABBIT CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1790061 IRS Employer Identification Number	7990 Primary Standard Industrial Classification Code Number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,490,000 as of December 27, 2016.

GABBIT CORP. BALANCE SHEETS
	NOVEMBER 30, 2016 (Unaudited)	FEBRUARY 29, 2016 (Audited)
ASSETS
Current Assets
Cash	$ 28,496	$ 9,493
Total Current assets	28,496	9,493

Non- Current assets
Equipment	2,399	2,000
Total Non-Current Assets	2,399	2,000

Total Assets	$ 30,895	$ 11,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 942	$ 942
Deferred Revenue	0	2,500
Total current liabilities	942	3,442
Total Liabilities	942	3,442

Stockholders’ Equity
	Common stock, $0.001 par value, 75,000,000 shares authorized;
11,490,000 shares issued and outstanding as of November 30, 2016 and 9,000,000 shares issued and outstanding as of February 29, 2016	11,490	9,000
Additional paid-in-capital	22,410	-
Deficit	(3,947)	(949)
Total Stockholders’ Equity	29,953	8,051

Total Liabilities and Stockholders’ Equity	$ 30,895	$ 11,493

The accompanying notes are an integral part of these financial statements.

GABBIT CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended NOVEMBER 30, 2016	Nine months ended NOVEMBER 30, 2016	For the Period From Inception (August 16, 2015) to November 30, 2015

Revenue	$ -	$ 5,000	$ -

Operating expenses
General and administrative expenses	1,414	7,998	871
Net loss from operations	(1,414)	(2,998)	(871)
Loss before taxes	(1,414)	(2,998)	(871)

Provision for taxes	-	-	-

Net loss	$ (1,414)	$ (2,998)	$ (871)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,864,945	9,630,945	-

The accompanying notes are an integral part of these financial statements.

GABBIT CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended NOVEMBER 30, 2016	For the Period From Inception (August 16, 2015) to November 30, 2015
Operating Activities
Net loss	$ (2,998)	$ (871)
Deferred Revenue	(2,500)	-
Amortization	501	-
Net cash used in operating activities	(4,997)	(871)

Investing Activities
Equipment	$ (900)	$ -
Net cash used in investing activities	(900)	-

Financing Activities
Proceeds from sale of common stock	24,900	-
Proceeds from loan from shareholder	-	942
Net cash provided by financing activities	24,900	942

Net increase in cash and equivalents	19,003	71
Cash and equivalents at beginning of the period	9,493	-
Cash and equivalents at end of the period	28,496	$ 71
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GABBIT CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED NOVEMBER 30, 2016

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (August 16, 2015) resulting in an accumulated deficit of $3,947 as of November 30, 2016, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2016, the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period from inception (August 16, 2015) to November 30, 2016.

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

Stock-Based Compensation

As of November 30, 2016, the Company has not issued any stock-based payments to its employees.

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

Subsequent Events

The Company has evaluated all transactions from November 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

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

Since August 16, 2015 (inception) through November 30, 2016, the Company’s sole officer and director loaned the Company $942 to pay for incorporation costs and operating expenses.  As of November 30, 2016, the amount outstanding was $942. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of November 30, 2016, The Company had net operating loss carry forwards of $3,947 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Our principal office address is located at Gymnasiumstrasse 19-21, Vienna, Austria 1180. Our telephone number is +43-720-816-770. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have generated $5,000 in revenues as of today. We were incorporated in Nevada on August 16, 2015. On February 20, 2016, we signed the Agreement with EcoFur&Ris, LLC.

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

THREE MONTH PERIOD ENDED NOVEMBER 30, 2016

OPERATING EXPENSES

During the three month period ended NOVEMBER 30, 2016, we incurred general and administrative expenses of $1,414.  General and administrative expenses incurred during the three month period ended November 30, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended November 30, 2016 was $1,414 due to the factors discussed above.

NINE MONTH PERIOD ENDED NOVEMBER 30, 2016

REVENUE

During the nine month period ended November 30, 2016 we have generated $5,000 revenue.

OPERATING EXPENSES

During the nine month period ended November 30, 2016, we incurred general and administrative expenses of $7,998.  General and administrative expenses incurred during the nine month period ended November 30, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the nine month period ended November 30, 2016 was $2,998 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED NOVEMBER 30, 2016

As of November 30, 2016, our total assets were $30,895 compared to $11,493 in total assets at February 29, 2016. Total assets as of November 30, 2016, comprised cash of $28,496 and $2,399 in net fixed assets while as at February 29, 2016 total assets comprised cash of $9,493 and fixed assets of $2,000. As of November 30, 2016, our current liabilities were $942, comprising of $942 a loan from shareholder.  As of February 29, 2016, our current liabilities were $2,942 comprising of $942 a loan form shareholder and $2,500 deferred revenue.

Stockholders’ equity was $8,051 as of February 29, 2016, compared to Stockholders’ equity of $29,953 as of November 30, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2016, net cash flows used in operating activities were $4,997 consisting of a net loss of $2,998, reduced for cash flow purposes by non-cash depreciation expense of $501 and decrease in deferred revenue of $2,500.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine month period ended November 30, 2016, we have not provided any cash flows by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine month period ended November 30, 2016, net cash provided from financing activities was $24,900 received from sale of common stock issued for cash.

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

MATERIAL COMMITMENTS

As of November 30, 2016, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered equity securities was completed during the three and nine months ended November 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued of outstanding during the three and nine months ended November 30, 2016.

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

GABBIT CORP.
Dated: December 27, 2016	By: /s/ Vladimir Karelin
Vladimir Karelin President and Chief Executive Officer and Chief Financial Officer