Form 10-Q
period 2017-05-31
Gabbit Corp.
filed 2017-07-17
CIK 1657564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-210573

GABBIT CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1790061 IRS Employer Identification Number	7990 Primary Standard Industrial Classification Code Number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,490,000 as of July 17, 2017.

GABBIT CORP. BALANCE SHEETS (UNAUDITED)
	MAY 31, 2017	FEBRUARY 28, 2017
ASSETS
Current Assets
Cash	$ 37,550	$ 32,464
Total Current assets	37,550	32,464

Non- Current assets
Equipment	4,415	2,157
Total Non-Current Assets	4,415	2,157

Total Assets	$ 41,965	$ 34,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 3,842	$ 1,692
Deferred Revenue	0	0
Total current liabilities	3,842	1,692
Total Liabilities	3,842	1,692

Stockholders’ Equity
	Common stock, $0.001 par value, 75,000,000 shares authorized;
11,490,000 shares issued and outstanding	11,490	11,490
Additional paid-in-capital	22,410	22,410
Retained earnings (Deficit)	4,223	(971)
Total Stockholders’ Equity	38,123	32,929

Total Liabilities and Stockholders’ Equity	$ 41,965	$ 34,621

The accompanying notes are an integral part of these financial statements.

GABBIT CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended May 31, 2017	Three months ended May 31, 2016

Revenue	$ 8,500	$ 5,000

Operating expenses
General and administrative expenses	3,306	5,113
Net income (loss) from operations	5,194	(113)
Income ( Loss) before taxes	5,194	(113)

Provision for taxes	-	-

Net income (loss)	$ 5,194	$ (113)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	11,490,000	9,000,000

The accompanying notes are an integral part of these financial statements.

GABBIT CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended May 31, 2017	Three months ended May 31, 2016
Operating Activities
Net income (loss)	$ 5,194	$ (113)
Deferred Revenue	-	(2,500)
Amortization	242	167
Net cash provided (used in) operating activities	5,436	(2,446)

Investing Activities
Equipment	$ (2,500)	$ -
Net cash used in investing activities	(2,500)	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from loan from shareholder	2,150	-
Net cash provided by financing activities	2,150	-

Net increase in cash and equivalents	5,086	(2,446)
Cash and equivalents at beginning of the period	32,464	9,493
Cash and equivalents at end of the period	37,550	$ 7,047
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GABBIT CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2017, the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period from inception (August 16, 2015) to May 31, 2017.

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

Stock-Based Compensation

As of May 31, 2017, the Company has not issued any stock-based payments to its employees.

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

Subsequent Events

The Company has evaluated all transactions from May 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On February 16, 2016 the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000. For the year ended February 28, 2017, the Company issued 2,490,000 shares of its common stock at $0.01 per share for total proceeds of $24,900.

As of May 31, 2017 the Company had 11,490,000 shares issued and outstanding.

  NOTE 4 – RELATED PARTY TRANSACTIONS

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

Since August 16, 2015 (inception) through May 31, 2017, the Company’s sole officer and director loaned the Company $3,842 to pay for incorporation costs and operating expenses.  As of May 31, 2017, the amount outstanding was $3,842. The loan is non-interest bearing, due upon demand and unsecured.

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

Our principal office address is located at Gymnasiumstrasse 19-21, Vienna, Austria 1180. Our telephone number is +43-720-816-770. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have generated $19,500 in revenues as of today. We were incorporated in Nevada on August 16, 2015. On February 20, 2016, we signed the Agreement with EcoFur&Ris, LLC.

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

THREE MONTH PERIOD ENDED MAY 31, 2017

REVENUE

During the three month period ended May 31, 2017 we have generated $8,500 revenue.

OPERATING EXPENSES

During the three month period ended May 31, 2017, we incurred general and administrative expenses of $3,306.  General and administrative expenses incurred during the three month period ended May 31, 2017 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME

Our net income for the three month period ended May 31, 2017 was $5,194.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MAY 31, 2017

As of May 31, 2017, our total assets were $41,965 compared to $34,621 in total assets at February 28, 2017. Total assets as of May 31, 2017, comprised of $37,550 in cash and $4,415 in net fixed assets while as at February 28, 2017 total assets comprised cash of $32,464 and fixed assets of $2,157. As of May 31, 2017, our current liabilities were $3,842, comprising of $3,842 a loan from shareholder.  As of February 28, 2017, our current liabilities were $1,692 comprising of $1,692 a loan form shareholder.

Stockholders’ equity was $32,929 as of February 28, 2017, compared to Stockholders’ equity of $38,123 as of May 31, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three month period ended May 31, 2017, net cash flows provided by operating activities were $5,436 consisting of a net income of $5,194 and reduced for cash flow purposes by non-cash depreciation expense of $242.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended May 31, 2017, net cash flow used in investing activities was $2,500.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three month period ended May 31, 2017, net cash provided from financing activities was $2,150 received from the loan from related party.

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

MATERIAL COMMITMENTS

As of May 31, 2017, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our February 28, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered equity securities was completed during three months ended May 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued of outstanding during  three months ended May 31, 2017.

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

GABBIT CORP.
Dated: July 17, 2017	By: /s/ Vladimir Karelin
Vladimir Karelin President and Chief Executive Officer and Chief Financial Officer