Form 10-Q
period 2017-08-31
Gabbit Corp.
filed 2017-10-23
CIK 1657564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-210573

GABBIT CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1790061 IRS Employer Identification Number	7990 Primary Standard Industrial Classification Code Number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,490,000 as of October 21, 2017.

GABBIT CORP. BALANCE SHEETS (UNAUDITED)
	AUGUST 31, 2017	FEBRUARY 28, 2017
ASSETS
Current Assets
Cash	$ 0	$ 32,464
Total Current assets	0	32,464

Non- Current assets
Equipment	3,965	2,157
Total Non-Current Assets	3,965	2,157

Total Assets	$ 3,965	$ 34,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 3,842	$ 1,692
Deferred Revenue	0	0
Total current liabilities	3,842	1,692
Total Liabilities	3,842	1,692

Stockholders’ Equity
	Common stock, $0.001 par value, 75,000,000 shares authorized;
11,490,000 shares issued and outstanding	11,490	11,490
Additional paid-in-capital	22,410	22,410
Retained earnings (Deficit)	(33,777)	(971)
Total Stockholders’ Equity	123	32,929

Total Liabilities and Stockholders’ Equity	$ 3,965	$ 34,621

The accompanying notes are an integral part of these financial statements.

GABBIT CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended August 31, 2017	Three months ended August 31, 2016	Six months ended August 31, 2017	Six months ended August 31, 2016

Revenue	$ -	$ -	$ 8,500	$ 5,000

Operating expenses
General and administrative expenses	38,000	1,417	41,306	6,584
Net income (loss) from operations	(38,000)	(1,417)	(32,806)	(1,584)
Income ( Loss) before taxes	(38,000)	(1,417)	(32,806)	(1,584)

Provision for taxes			-	-

Net income (loss)	$ (38,000)	$ (1,417)	$ (32,806)	$ (1,584)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	11,490,000	9,041,304	11,490,000	9,020,652

The accompanying notes are an integral part of these financial statements.

GABBIT CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended August 31, 2017	Six Months Ended August 31, 2016
Operating Activities
Net income (loss)	$ (32,806)	$ (1,584)
Deferred Revenue	-	(2,500)
Amortization	692	334
Net cash provided (used in) operating activities	(32,114)	(3,750)

Investing Activities
Equipment	$ (2,500)	$ -
Net cash used in investing activities	(2,500)	-

Financing Activities
Proceeds from sale of common stock	-	1,800
Proceeds from loan from shareholder	2,150	-
Net cash provided by financing activities	2,150	1,800

Net increase in cash and equivalents	(32,464)	(1,950)
Cash and equivalents at beginning of the period	32,464	9,493
Cash and equivalents at end of the period	0	$ 7,543
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GABBIT CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2017 AND 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

GABBIT CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 16, 2015.

The Company commences operations in the business of providing individual and group extremal tour to Austrian Alps.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2017, the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period from inception (August 16, 2015) to August 31, 2017.

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

Stock-Based Compensation

As of August 31, 2017, the Company has not issued any stock-based payments to its employees.

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

Subsequent Events

The Company has evaluated all transactions from August 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On February 16, 2016 the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000. For the year ended February 28, 2017, the Company issued 2,490,000 shares of its common stock at $0.01 per share for total proceeds of $24,900.

As of August 31, 2017 the Company had 11,490,000 shares issued and outstanding.

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

Since August 16, 2015 (inception) through August 31, 2017, the Company’s sole officer and director loaned the Company $3,842 to pay for incorporation costs and operating expenses.  As of August 31, 2017, the amount outstanding was $3,842. The loan is non-interest bearing, due upon demand and unsecured.

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

GENERAL

We provide group leisure tours in the Austrian Alps with extreme activities aimed at general public. We plan the tours in such a way, that they might be experienced by an experienced tourist, as well as an average person. The key objectives are as follows: quality and diversity of the activities, safety of our customers.

We target general worldwide public to promote tourism in the mentioned area. We choose this mountain area proceeding from our own touristic experience in this region.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2017

REVENUE

During the three month period ended August 31, 2017 we have not generated any revenue.

OPERATING EXPENSES

During the three month period ended August 31, 2017, we incurred general and administrative expenses of $38,000.  General and administrative expenses incurred during the three month period ended August 31, 2017 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and consulting expenses.

NET LOSS

Our net loss for the three month period ended August 31, 2017 was $38,000.

SIX MONTH PERIOD ENDED AUGUST 31, 2017

REVENUE

During the six month period ended August 31, 2017 we have generated $8,500 revenue.

OPERATING EXPENSES

During the six month period ended August 31, 2017, we incurred general and administrative expenses of $41,306.  General and administrative expenses incurred during the six month period ended August 31, 2017 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and consulting expenses.

NET LOSS

Our net income for the six month period ended August 31, 2017 was $32,806.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED AUGUST 31, 2017

As of August 31, 2017, our total assets were $3,965 compared to $34,621 in total assets at February 28, 2017. Total assets as of August 31, 2017, comprised of $3,965 in net fixed assets while as at February 28, 2017 total assets comprised cash of $32,464 and fixed assets of $2,157. As of August 31, 2017, our current liabilities were $3,842, comprising of $3,842 a loan from shareholder.  As of February 28, 2017, our current liabilities were $1,692 comprising of $1,692 a loan form shareholder.

Stockholders’ equity was $32,929 as of February 28, 2017, compared to Stockholders’ equity of $123 as of August 31, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six month period ended August 31, 2017, net cash flows provided by operating activities were $32,114 consisting of a net loss of $32,806 and reduced for cash flow purposes by non-cash depreciation expense of $692.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six month period ended August 31, 2017, net cash flow used in investing activities was $2,500.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six month period ended August 31, 2017, net cash provided from financing activities was $2,150 received from the loan from related party.

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

MATERIAL COMMITMENTS

As of August 31, 2017, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered equity securities was completed during six months ended August 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued of outstanding during  six months ended August 31, 2017.

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

GABBIT CORP.
Dated: October 20, 2017	By: /s/ Vladimir Karelin
Vladimir Karelin President and Chief Executive Officer and Chief Financial Officer