Form 10-Q
period 2021-08-31
Gabbit Corp.
filed 2021-10-14
CIK 1657564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-56314

GABBIT CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	37-1790061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9130 South Dadeland Blvd. Suite 1528 Miami, FL	33156
(Address of principal executive offices)	(Zip code)

1 888 679 3350
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.001 par value	GBTT	OTC

As of October 14, 2021, there were 11,490,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

Gabbit Corp.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Gabbit Corp.

BALANCE SHEETS

	August 31, 2021 (Unaudited)	February 28, 2021
Assets
Cash	$–	$–
Total Assets	$–	$–

Liabilities & Stockholders' Equity

Liabilities
Other liabilities	$4,739	$4,739
Due to related party	17,194	7,466
Total liabilities	$21,933	$12,205

Stockholders' Equity
Common stock, $0.001 par value 75,000,000 shares authorized; 11,490,000 shares issued and outstanding as of August 31, 2021 and February 28, 2021	11,490	11,490
Additional paid-in capital	22,410	22,410
Accumulated deficit	(55,833)	(46,105)
Total Equity	$(21,933)	$(12,205)

Total Liabilities & Stockholders' Equity	$–	$–

See accompanying notes to condensed financial statements.

Gabbit Corp.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020

Expenses
General and administration expenses	9,428	950	9,728	1,350
Loss from operations	(9,428)	(950)	(9,728)	(1,350)

Income tax expense	–	–	–	–
Net loss	$(9,428)	(950)	(9,728)	(1,350)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	11,490,000	11,490,000	11,490,000	11,490,000

See accompanying notes to condensed financial statements.

Gabbit Corp.

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance at March 1, 2020	11,490,000	$11,490	$22,410	$(44,155)	$(10,255)

Net loss	–	–	–	(400)	(400)

Balance at May 31, 2020	11,490,000	$11,490	$22,410	$(44,555)	$(10,655)

Net loss	–	–	–	(950)	(950)

Balance at August 31, 2020	11,490,000	$11,490	$22,410	$(45,505)	$(11,605)

Balance at March 1, 2021	11,490,000	$11,490	$22,410	$(46,105)	$(12,205)

Net loss	–	–	–	(300)	(300)

Balance at May 31, 2021	11,490,000	$11,490	$22,410	$(46,405)	$(12,505)

Net loss	–	–	–	(9,428)	(9,428)

Balance at August 31, 2021	11,490,000	$11,490	$22,410	$(55,833)	$(21,933)

See accompanying notes to condensed financial statements.

Gabbit Corp.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2021	August 31, 2020

Cash flow from operating activities:
Net Loss	$(9,728)	$(1,350)
Net cash used in operating activities	(9,728)	(1,350)

Cash flow from financing activities:
Related party loan	9,728	1,350
Net cash provided by financing activities	9,728	1,350

Net change in cash	–	–

Cash at beginning of period	–	–
Cash at end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes to condensed financial statements.

Gabbit Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED AUGUST 31, 2021

(UNAUDITED)

Note 1 – Organization and Basis of Presentation

Organization and Basis of Presentation

Gabbit Corp. (the “Company”) is a corporation incorporated under the laws of the State of Nevada on August 16, 2015 and ceased operations in early 2018. On November 20, 2019, the Company filed a Certificate of Reinstatement with the State of Nevada.

The Company plans to develop a technology-enabled, diversified commercial finance platform serving a wide range of small-to-medium businesses who require access to working or growth capital, for whom traditional banking and finance channels are unworkable or unavailable, due to; time constraints, credit-worthiness, seasonality, lack of operating history and or the business’ owners are generally unbanked individuals.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

The Company doesn’t maintain any bank accounts and does not have any cash in hand. For day-to-day business activities, the Company depends upon the directors’ personal accounts.

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As a result, diluted loss per common share is the same as basic loss per common share for the three and six months ended August 31, 2021 and 2020.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 3 – Going Concern

For the six months ended August 31, 2021 and 2020 we incurred net losses of approximately $9,728 and $1,350 respectively. As of August 31, 2021, we had no cash on hand and current liabilities of $21,933. As of February 28, 2021, we had no cash on hand and current liabilities of $12,205. These losses combined with our current liabilities cast significant doubt on the company’s ability to operate under the going concern. The Company filed a Registration Statement; Form-10 which became effective on September 22, 2021. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Related party transactions

The Company’s Co-CEO has provided office space at no cost to the Company. Our Co-CEO and CFO incurred expenses on behalf of the Company amounting to $9,728 and $1,350 during the six months ending August 31, 2021 and 2020 respectively. As of August 31, 2021 and February 28, 2021, total amounts due to our Co-CEO and CFO are $17,194 and $7,466 respectively. Such amounts do not bear any interest and due upon demand.

Note 5 – Shareholders’ Equity

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. As of August 31, 2021 and February 28, 2021, the Company had 11,490,000 shares issued and outstanding.

Note 6 – Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method. FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of August 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company has approximately $56,000 and $46,000 of federal net operating loss carry forwards at August 31, 2021 and February 28, 2021, respectively. In addition, the Company had gross deferred tax assets of approximately $12,000 and $10,000 as of August 31, 2021 and February 28, 2021 for which a full valuation allowance has provided.

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2021 and February 28, 2021. The Company had no uncertain tax positions as of August 31, 2021 and February 28, 2021.

Note 7 – Other Liabilities

As of August 31, 2021 and February 28 2021, the Company has Other Liabilities of $4,739 payable to its former CEO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Registration Statement on Form 10 / A for the year ended February 28, 2021 filed by the Company with the Securities and Exchange Commission (the “SEC”) on September 24, 2021.

These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon our opinions and estimates as of the date they are made. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond our control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report and you are urged to consider all such risks and uncertainties. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved.

General Overview

Results of operations

Three months ended August 31, 2021 compared to the three months ended August 31, 2020

Net Loss

For the three months ended August 31, 2021 and 2020 we incurred net losses of approximately $9,428 and $950 respectively.

Revenue

For the three months ended August 31, 2021 and 2020, we generated no revenue.

Expenses

For the three months ended August 31, 2021 we incurred expenses of approximately $9,428 and which was primarily related to professional fees.

For the three months ended August 31, 2020, we incurred administrative expenses of approximately $950 which was primarily related to transfer agent fees.

Six months ended August 31, 2021 compared to the six months ended August 31, 2020

Net Loss

For the six months ended August 31, 2021 and 2020 we incurred net losses of approximately $9,728 and $1,350 respectively.

Revenue

For the six months ended August 31, 2021 and 2020, we generated no revenue.

Expenses

For the six months ended August 31, 2021 we incurred expenses of approximately $9,728 and which was primarily related to professional fees.

For the six months ended August 31, 2020, we incurred administrative expenses of approximately $1,350 which was primarily related to transfer agent fees.

Financial condition

Liquidity and Capital Resources

Currently, we rely on our management to provide us with the capital needed to run our business on a day-to-day basis.

For the six months ended August 31, 2021 and 2020 we incurred net losses of approximately $9,728 and $1,350 respectively. As of August 31, 2021 we had no cash on hand and current liabilities of $21,933. As of February 28, 2021, we had no cash on hand and current liabilities of $12,205.

We will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and we do not anticipate that existing shareholders will provide any portion of our future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, we may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this quarterly report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the six months ended August 31, 2021.

Item 6.	Other Information

None

Item 7.	Exhibits.

Exhibit No.		Description

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

101.INS	**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABBIT CORP.

Date: October 14, 2021	By:	/s/ ADAM LAUFER
		Name:	Adam Laufer
		Title:	Co-chief Executive Officer (Principal Executive Officer)

Date: October 14, 2021	By:	/s/ PAVAN CHARAN
		Name:	Pavan Charan
		Title:	Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer)

