Form 10-Q/A
period 2021-08-31
Gabbit Corp.
filed 2021-12-21
CIK 1657564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.001 par value	GBTT	OTC

As of October 14, 2021, there were 11,490,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

On October 14, 2021, Gabbit Corp (the “Company”) filed its Form 10-Q for the period ended August 31, 2021. This Amendment is being filed solely to correct that the Company is not a Shell Company.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

GABBIT CORP.

Date: December 21, 2021	By:	/s/ ADAM LAUFER
		Name:	Adam Laufer
		Title:	Co-chief Executive Officer (Principal Executive Officer)

Date: December 21, 2021	By:	/s/ PAVAN CHARAN
		Name:	Pavan Charan
		Title:	Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer)

