Form 10-Q
period 2021-11-30
Gabbit Corp.
filed 2022-01-14
CIK 1657564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

As of January 11, 2022, there were 11,490,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

Gabbit Corp.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Gabbit Corp.

BALANCE SHEETS

	November 30, 2021 (Unaudited)	February 28, 2021
Assets
Cash	$–	$–
Total Assets	$–	$–

Liabilities & Stockholders' Equity

Liabilities
Other liabilities	$4,739	$4,739
Due to related party	21,738	7,466
Total liabilities	26,477	12,205

Stockholders' Equity
Common stock, $0.001 par value 75,000,000 shares authorized; 11,490,000 shares issued and outstanding as of November 30, 2021 and February 28, 2021	11,490	11,490
Additional paid-in capital	22,410	22,410
Accumulated deficit	(60,377)	(46,105)
Total Equity	(26,477)	(12,205)

Total Liabilities & Stockholders' Equity	$–	$–

See accompanying notes to condensed financial statements.

Gabbit Corp.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020

Expenses
General and administration expenses	$4,544	$300	$14,272	$1,650
Loss from operations	(4,544)	(300)	(14,272)	(1,650)

Income tax expense	–	–	–	–
Net loss	$(4,544)	(300)	(14,272)	(1,650)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	11,490,000	11,490,000	11,490,000	11,490,000

See accompanying notes to condensed financial statements.

Gabbit Corp.

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance at March 1, 2020	11,490,000	$11,490	$22,410	$(44,155)	$(10,255)

Net loss	–	–	–	(400)	(400)

Balance at May 31, 2020	11,490,000	$11,490	$22,410	$(44,555)	$(10,655)

Net loss	–	–	–	(950)	(950)

Balance at August 31, 2020	11,490,000	$11,490	$22,410	$(45,505)	$(11,605)

Net loss	–	–	–	(300)	(300)

Balance at November 30, 2020	11,490,000	$11,490	$22,410	$(45,805)	$(11,905)

Balance at March 1, 2021	11,490,000	$11,490	$22,410	$(46,105)	$(12,205)

Net loss	–	–	–	(300)	(300)

Balance at May 31, 2021	11,490,000	$11,490	$22,410	$(46,405)	$(12,505)

Net loss	–	–	–	(9,428)	(9,428)

Balance at August 31, 2021	11,490,000	$11,490	$22,410	$(55,833)	$(21,933)

Net loss	–	–	–	(4,544)	(4,544)

Balance at November 30, 2021	11,490,000	$11,490	$22,410	$(60,377)	$(26,477)

See accompanying notes to condensed financial statements.

Gabbit Corp.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2021	November 30, 2020

Cash flow from operating activities:
Net Loss	$(14,272)	$(1,650)
Net cash used in operating activities	(14,272)	(1,650)

Cash flow from financing activities:
Related party loan	14,272	1,650
Net cash provided by financing activities	14,272	1,650

Net change in cash	–	–

Cash at beginning of period	–	–
Cash at end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes to condensed financial statements.

Gabbit Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2021

(UNAUDITED)

Note 1 – Organization and Basis of Presentation

Organization and Basis of Presentation

Gabbit Corp. (the “Company”) is a corporation incorporated under the laws of the State of Nevada on August 16, 2015.

The Company plans to develop operations as a Bitcoin “miner”, which is a company that allocates computational resources to support and secure the Bitcoin blockchain, and in doing so earn Bitcoin.

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

Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As a result, diluted loss per common share is the same as basic loss per common share for the three and nine months ended November 30, 2021 and 2020.

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

Note 3 – Going Concern

For the nine months ended November 30, 2021 and 2020 we incurred net losses of approximately $14,272 and $1,650 respectively. As of November 30, 2021, we had no cash on hand and current liabilities of $26,477. As of February 28, 2021, we had no cash on hand and current liabilities of $12,205. These losses combined with our current liabilities cast significant doubt on the company’s ability to operate under the going concern. The Company filed a Registration Statement; Form-10 which became effective on September 22, 2021. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Related party transactions

The Company’s Co-CEO has provided office space at no cost to the Company. Our Co-CEO and CFO incurred expenses on behalf of the Company amounting to $14,272 and $1,650 during the nine months ending November 30, 2021 and 2020 respectively. As of November 30, 2021 and February 28, 2021, total amounts due to our Co-CEO and CFO are $21,738 and $7,466 respectively. Such amounts do not bear any interest and due upon demand.

Note 5 – Shareholders’ Equity

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. As of November 30, 2021 and February 28, 2021, the Company had 11,490,000 shares issued and outstanding.

Note 6 – Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method. FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of November 30, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company has approximately $60,000 and $46,000 of federal net operating loss carry forwards at November 30, 2021 and February 28, 2021, respectively. In addition, the Company had gross deferred tax assets of approximately $13,000 and $10,000 as of November 30, 2021 and February 28, 2021 for which a full valuation allowance has provided.

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at November 30, 2021 and February 28, 2021. The Company had no uncertain tax positions as of November 30, 2021 and February 28, 2021.

Note 7 – Other Liabilities

As of November 30, 2021 and February 28 2021, the Company has Other Liabilities of $4,739 payable to its former CEO.

Note 8 – Acquisition

In connection with a change in our business plan from providing cash advances to small and medium sized entities (“SME”) to developing operations as a participant in the cryptocurrency ecosystem, specifically as a company that supports and secures the Bitcoin blockchain as a Bitcoin miner, we have on October 21, 2021 entered into a definitive letter of intent which gives us the right to acquire 2 properties, one of which is currently operating as a data center and the other requires buildout to begin data center operations.

The properties are located in North Carolina and Tennessee, respectively. The North Carolina facility is 165,000 sq.ft on 21 acres and the Tennessee facility is 30,000 sq. ft. on 14.5 acres.

Our decision to exercise our option to acquire the facilities will be based on our completion of due diligence of the properties, finalizing terms of the agreement, receiving the necessary waivers and consents from lenders, and our ability to raise a minimum of $10 million, at a valuation at or excess of $60 million.

The acquisition price of the properties is 30% of our equity, on a fully diluted basis, the restructuring and or retirement of $21.5 million in debt. The transaction is to be structured under Section 721 of the IRS tax code. The Sellers will be entitled two seats of five seats on our board of directors and members of the datacenter’s ownership team will join our company as c-suite employees.

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

General Overview

Results of operations

Three months ended November 30, 2021 compared to the three months ended November 30, 2020

Net Loss

For the three months ended November 30, 2021 and 2020 we incurred net losses of approximately $4,544 and $300 respectively.

Revenue

For the three months ended November 30, 2021 and 2020, we generated no revenue.

Expenses

For the three months ended November 30, 2021 we incurred expenses of approximately $4,544 and which was primarily related to professional fees.

For the three months ended November 30, 2020, we incurred administrative expenses of approximately $300 which was primarily related to transfer agent fees.

Nine months ended November 30, 2021 compared to the nine months ended November 30, 2020

Net Loss

For the nine months ended November 30, 2021 and 2020 we incurred net losses of approximately $14,272 and $1,650 respectively.

Revenue

For the nine months ended November 30, 2021 and 2020, we generated no revenue.

Expenses

For the nine months ended November 30, 2021 we incurred expenses of approximately $14,272 and which was primarily related to professional fees.

For the nine months ended November 30, 2020, we incurred administrative expenses of approximately $1,650 which was primarily related to transfer agent and state fees.

Financial condition

Liquidity and Capital Resources

Currently, we rely on our management to provide us with the capital needed to run our business on a day-to-day basis.

For the nine months ended November 30, 2021 and 2020 we incurred net losses of approximately $14,272 and $1,650 respectively. As of November 30, 2021 we had no cash on hand and current liabilities of $26,477. As of February 28, 2021, we had no cash on hand and current liabilities of $12,205.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the nine months ended November 30, 2021.

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

_________________

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

GABBIT CORP.

Date: January 14, 2022	By:	/s/ ADAM LAUFER
		Name:	Adam Laufer
		Title:	Co-chief Executive Officer (Principal Executive Officer)

Date: January 14, 2022	By:	/s/ PAVAN CHARAN
		Name:	Pavan Charan
		Title:	Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer)

